Form 10QSB
period 2000-06-30
BLACKJACK FINANCIAL INC
filed 2000-08-14
CIK 1101098

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

      The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2000 was 1,000,000.
                        TABLE OF CONTENTS

                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS..................................3

     Condensed Balance Sheets as of September 30, 1999
          and June 30, 2000....................................5

     Condensed Statements of Operations
          for the Three and Nine Month Periods Ended
          June 30, 2000 and 1999...............................6

     Condensed Statements of Cash Flows
          for the Nine Month Period Ended
          June 30, 2000 and 1999...............................7

     Notes to Unaudited Condensed Financial Statements.........9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................10


                   PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.......................................12

ITEM 2 CHANGES IN SECURITIES...................................12

ITEM 5 OTHER INFORMATION.......................................12


INDEX TO EXHIBITS..............................................13





         [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]



                             PART I


ITEM 1.  FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to Blackjack Financial, Inc., a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.



         [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]


                 INDEPENDENT ACCOUNTANTS' REPORT



Blackjack Financial, Inc.
(A Development Stage Company)



       We have reviewed the accompanying balance sheets of Blackjack Financial, Inc. (a development stage company) as of June 30, 2000, and the related statements of operations for the three and six month periods then ended, and cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

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

                              Respectfully submitted



                              /s/ Robinson, Hill & Co.
                              Certified Public Accountants


Salt Lake City, Utah
July __, 2000


                    BLACKJACK FINANCIAL, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS


                                                  June 30,     September 30,
                                                      2000         1999

                                              ____________   ______________
ASSETS:                                       $         -    $            -
                                              ============   ==============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable & Accrued Expenses           $          -   $            -
                                              =============  ==============

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at
    March 31, 2000 and September 30, 1999            1,000            1,000
  Paid-In Capital                                      955               75
  Retained Deficit                                  (1,075)          (1,075)
  Deficit Accumulated During the
    Development Stage                                 (880)               -
                                             --------------   --------------
         Total Stockholders' Equity                      -                -
                                             --------------   --------------
     Total Liabilities and
       Stockholders' Equity                  $            -   $           -
                                             ==============   ==============





















         See accompanying notes and accountants' report.


                    BLACKJACK FINANCIAL, INC.
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS


                                                                 Cumulative
                                                              since  October 20,
                  For the Three Months    For the Nine Months 1999, Inception of
                          Ended                 Ended            Development
                        June 30,               June 30,            Stage
                 ---------------------   -------------------- ------------------
                  2000          1999       2000         1999

Revenues        $     -        $    -     $     -     $     -    $     -
                --------       -------    --------    -------    --------
Expenses
 General and
 Administrative       -             -         880           -        800
               ---------       -------    --------    --------   ---------
 Net Loss      $      -        $    -     $  (880)    $     -    $  (880)
               ---------       -------    --------    --------   ---------

Basic & Diluted
loss per share $      -        $    -     $     -     $     -
               =========      ========    ========   =========







         See accompanying notes and accountants' report.


                    BLACKJACK FINANCIAL, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS



                                                        Cumulative Since
                                                        October 20, 1999
                                 For the nine            Inception of
                                  months ended           Development
                                   March 31,                Stage
                                ---------------
                                   2000       1999
CASH FLOWS FROM OPERATING       --------    -------      -----------------
ACTIVITIES:
Net Loss                        $   (880)   $     -         $  (880)
Adjustments to reconcile net
loss to net cash
Provided by operating
activities
Increase (Decrease) in:                -           -              -
  Accounts Payable & Accrued
  Expenses
                                 ---------   --------    -----------------

  Net Cash Used in operating
   activities                       (880)          -           (880)
                                 ---------   --------   -------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing
  Activities                            -           -             -
                                 ---------   ---------   ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by
shareholder                           880           -           880
                                 ---------   ---------   ------------------
Net Cash Provided by
  Financing Activities                880           -           880
                                 ---------   ---------   ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents             -           -             -
Cash and Cash Equivalents
  at Beginning of Period                -           -             -
                                ----------   ---------   ------------------
Cash and Cash Equivalents
  at End of Period              $       -    $      -     $       -
                               ===========   =========   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                     $        -    $      -    $        -
  Franchise and income taxes   $        -    $      -    $       75




SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None







         See accompanying notes and accountants' report.

                    BLACKJACK FINANCIAL, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
-----------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
     This summary of accounting policies for Blackjack Financial, Inc. is presented to assist in understanding the Company's
financial   statements.   The  accounting  policies  conform   to
generally   accepted   accounting  principles   and   have   been
consistently   applied  in  the  preparation  of  the   financial
statements.

Interim Reporting
-----------------

      The unaudited financial statements as of June 30, 2000 and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation
--------------------------------------
      The Company was incorporated under the laws of the State of Wyoming on January 24, 1997. The Company ceased all operating activities during the period from January 24, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business
------------------
     The Company has no products or services as of June 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents
-------------------------
      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates
--------------------------
      The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share
--------------
      The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:





                    BLACKJACK FINANCIAL, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
-----------------------------------------------------------------
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------

               Three Months Ended              Three Months Ended
                  June 30, 2000                  June 30, 1999
           ----------------------------   -----------------------------------
                    Number of     Loss                  Number of      Loss
           Loss       Shares       Per       Loss         Shares        Per
       (numerator) (denominator)  Share   (numerator)  (denominator)   Share
       ----------  ------------  ------   -----------  -------------  -------
Loss to
Common
Share-
holders  $     -    1,000,000    $    -   $     -        1,000,000     $    -



                Nine Months Ended              Nine Months Ended
                  June 30, 2000                  June 30, 1999
           ----------------------------   ------------------------------------
                    Number of     Loss                    Number of    Loss
            Loss     Shares        Per      Loss          Shares        Per
       (numerator) (denominator)  Shares  (numberator)  (denominator)  Share
      -----------  ------------  -------  ------------  -------------  ------

Loss to
Common
Share-
holders  $   (880)  1,000,000     $    -    $    -        1,000,000     $    -

===============================================================================


      The effect of outstanding stock equivalents are anti-dilutive for March 31, 2000 and 1999 and are thus not considered.

NOTE 2 - INCOME TAXES
---------------------

      As of June 30, 2000, the Company has a net operating loss carryforward for income tax reporting purposes of approximately $2,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater change the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY
----------------------------------
      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.


                    BLACKJACK FINANCIAL, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                           (Continued)


NOTE 4 - COMMITMENTS
--------------------
      As of June 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT
--------------------
      On October 20, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.


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



Results of Operations

      The Company had no sales or sales revenues for the three months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

      The Company had no costs of sales revenues for the three months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had no general and administrative expenses for the three months period ended December 31, 2000 or for the same period in 1999.

      The Company recorded net loss of $880 for the three months ended June 30, 2000 compared to $0 loss for the same period in 1999.

Capital Resources and Liquidity

     At June 30, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 1999. The Company had a net working capital deficit of $0 at June 30, 2000 and December 31, 1999.

      Net  stockholders' deficit in the Company was $0 as of June
30, 2000 and December 31, 1999.






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


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this ___ day of July, 2000.

Blackjack Financial, Inc.



/s/  Daniel L. Hodges
   ------------------
  Daniel L. Hodges                                          July __, 2000
  President/CFO and Director
                                   12

                          EXHIBIT INDEX


Exhibit No.    Page No.       Description

27             12             Financial Data Schedule "CE"

                                    13
[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FDS --




[ARTICLE]      5
[LEGEND]
     THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2000 THAT WERE FILED WITH THE COMPANY'S REPORT ON FORM 10-QSB AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[CIK]                         0001101098
[NAME]                   BLACKJACK FINANCIAL, INC.
[MULTIPLIER]                       1,000
[CURRENCY]                         U.S. Dollars

[S]                      [C]
[PERIOD-TYPE]                 3-MOS
[FISCAL-YEAR-END]             DEC-31-2000
[PERIOD-START]                APR-1-2000
[PERIOD-END]                  JUN-30-2000
[EXCHANGE-RATE]               1
[CASH]                        0
[SECURITIES]                  0
[RECEIVABLES]                 0
[ALLOWANCES]                  0
[INVENTORY]                   0
[CURRENT-ASSETS]              0
[PP&E]                        0
[DEPRECIATION]                0
[TOTAL-ASSETS]                0
[CURRENT-LIABILITIES]         0
[BONDS]                       0
[PREFERRED-MANDATORY]         0
[PREFERRED]                   0
[COMMON]                      1
[OTHER-SE]                    (1)
[TOTAL-LIABILITY-AND-EQUITY]  0
[SALES]                       0
[TOTAL-REVENUES]              0
[CGS]                         0
[TOTAL-COSTS]                 0
[OTHER-EXPENSES]              1
[LOSS-PROVISION]              0
[INTEREST-EXPENSE]            0
[INCOME-PRETAX]               0
[INCOME-TAX]                  0
[INCOME-CONTINUING]           (1)
[DISCONTINUED]                0
[EXTRAORDINARY]               0
[CHANGES]                     0
[NET-INCOME]                  (1)
[EPS-BASIC]                   0
[EPS-DILUTED]                 0

                                      14
#743670v2